Form 10-K/A
period 2001-12-31
IMPAC SECURED ASSETS CORP MORT PASS THR CERT SER 2001-2
filed 2002-12-30
CIK 1137305

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 2002 on behalf of Impac Funding Corporation Mortgage Pass-Through Certificates, Series 2001-2 established pursuant to the Pooling and Servicing Agreement among Impac Secured Assets Corp., as Company, Impac Funding Corporation as Master Servicer, Wells Fargo Bank Minnesota, National Association as Trustee pursuant to which Impac Funding Corporation, Mortgage Pass-Through Certificates, Series 2001-2 registered under the Securities Act of 1933
  (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) Impac Funding Corporation, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) Impac Funding Corporation, as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 11, 2001, and January 10, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Impac Funding Corporation
    Mortgage Pass-Through Certificates
    Series 2001-2
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:  Kwan Lee, as Vice President

  By: /s/  Kwan Lee

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Kwan Lee, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Impac Funding Corporation Mortgage Pass-Through Certificates Series 2001-2.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Kwan Lee
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) Impac Funding Corporation, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Impac Funding Corporation, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


Ex 99.1 (a)

KPMG      (logo)

600 Anton Boulevard
Suite 700
Costa Mesa, CA 92626-7651

Independent Accountant's Report

The Board of Directors
Impac Funding Corporation:

We have examined management's assertion, included in the accompanying Management Assertions on Master Servicing, that, except for the noncompliance items described in items 3, 6 and 7, Impac Funding Corporation complied with the requirements for Master Servicer as detailed in the Pooling and Servicing Agreements during the year ended December 31, 2001. Management is responsible for Impac Funding Corporation's compliance with those requirements. Our responsibility is to express an opinion on Impac Funding Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Impac Funding Corporation's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. Our examination of the sub-servicers' compliance with the Master Servicer's requirements in the Pooling and Servicing Agreements was limited to a review of the applicable sub-servicer agreements to confirm compliance with Master Servicer's requirements under the applicable Pooling and Servicing Aggreements. Our examination did not extend to the controls at the sub-servicers. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Impac Funding Corporation's compliance with specified requirements.

Our examination disclosed the following material noncompliance with the requirements of Master Servicer as detailed in the Pooling and Servicing Agreements applicable to Impac Funding Corporation during the year ended December 31, 2001.

        The Master Servicer has not set up custodial accounts under the name of the indenture trustee as required in the Pooling and Servicing Agreements.

        The sub-servicers are allowed 48 hours to deposit payments into the protected accounts rather than 24 hours as required in the Pooling and Servicing Agreements.

        The Master Servicer does not send Bank statements to the Trustee on a monthly basis as required in the Pooling and Servicing Agreements.

        The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Master Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as required in the Pooling and Servicing Agreements.

        The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the trustee within five business days after it is determined that all amounts expected to be recovered are recovered.

In our opinion, except for the material noncompliance described in the third paragraph, Impac Funding Corporation complied, in all material respects, with the aforementioned requirements for the year ended December 31, 2001. These conditions were considered in determining the nature, timing, and extent of audit of the 2001 financial statements, and this report does not effect our report dated January 28, 2002.

This report is intended solely for the information and use of Bankers Trust Company, Wells Fargo Bank Minnesota, N.A. and LaSalle National Bank and is not intended to be and should not be used by anyone other than these specified parties.

May 30, 2002


Ex 99.2 (a)

IMPAC FUNDING CORPORATION        (logo)
1401 Dove Street
Newport Beach, California 92660

Toll Free 800/597.4101
www.impaccompanies.com

MANAGEMENT ASSERTION ON MASTER SERVICING

As of and for the year ended December 31, 2001, Impac Funding Corporation has complied in all material respects with the requirements for Master Servicer as detailed in the Pooling and Servicing Agreements ("PSA's") relating to the securitizations as listed in the attachment to this letter, except for the areas as detailed in this assertion.

The following is a listing of the specific requirements that the Master Servicer complied with during the year ended December 31, 2001:

1. The Master Servicer does not assert that the sub-servicers are in compliance with the PSA's, except that the sub-servicers' agreements comply with the requirements of the Master Servicer under the PSA's, except as noted in the following assertions.

2. The Master Servicer has complied with the requirements as stated within the "Collection of Taxes, Assessments and Similar Items; Servicer Accounts" section of the Pooling and Servicing Agreement.

3. The Master Servicer has complied with the requirements as stated within the "Annual Statement of Compliance" section of the Pooling and Servicing Agreement.

4. The Master Servicer has complied with the requirements as stated within the "Collection of Mortgage Payments" section of the Pooling and Servicing Agreement; except that:

     - The sub-servicers are allowed 48 hours to deposit payments into the protected accounts rather than 24 hours as required in the PSA's.

     - The Master Servicer does not send bank statements to the Trustee on a monthly basis as required in the PSA's.

     - The Master Servicer does not cause Option One Mortgage Corporation, which is on of the Master Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note as required in the PSA's.

     - The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the Trustee within five business days after it is determined that all amounts expected to be recovered are recovered. Instead, the Master Servicer provides to the Trustee the officer certificates for the distribution month.

5. The Master Servicer has complied with the requirements as stated within the "Maintenance of Primary Insurance policies: Collections Thereunder" section of the Pooling and Servicing Agreement.

6. The Master Servicer has complied with the requirements as stated within the "Maintenance of Hazard Insurance and Fidelity Coverage" section of the Pooling and Servicing Agreement.

7. The Master Servicer has complied with the requirements as stated within the "Protected Accounts" section of the Pooling and Servicing Agreement, except that:

     - The Master Servicer has not set up the custodial accounts under the name of the indenture trustee as required in the Pooling and Servicing Agreement.

8. The Master Servicer has complied with the requirements as stated within the "Withdrawals from Collection Accounts" section of the Pooling and Servicing Agreement, except that:

     - The Master Servicer does not cause Option One Mortgage Corporation, which is on of the Master Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note as required in the PSA's.


Ex 99.3 (a)

IMPAC FUNDING CORPORATION
1401 Dove Street
Newport Beach, California 92660
Toll Free 800/597.4101
www.impaccompanies.com

April 29, 2002

Well Fargo Bank, Minnesota, N.A.
Melissa Jennings
11000 Broken Land Pkwy.
Columbia, MD 21044

Impac SAC 1999-2
Impac CMB 2000-1
Impac SAC 2000-1
Impac SAC 2001-2

OFFICER'S CERTIFICATES


The Company has performed a review of the activities of the Master Servicer during the receding fiscal year and of their performance under the Agreements. The best of my knowledge, based on my review, the Master Servicer has fulfilled all its obligations under the Agreement.

The Company has performed a review of the activities of each of the Sub-Servicer during the Sub-Servicer's most recently ended fiscal year on or prior to December 31, 2001 and its performance under its Sub-Servicing
Agreement has been made under my supervision. For the year ending December 31, 2001 Wendover Financial, GMAC, and Countrywide Home Loans were the Sub-Servicers for the above mentioned loans. To the best of knowledge, based on my review and the certification of an officer for the Sub-Servicer
(unless the Servicing Officer has reason to believe that reliance on such certification is not justified), either Sub-Servicer has performed and fulfilled its duties, responsibilities and obligations under the agreement and its Sub-Servicing Agreement in all material respects throughout the year, or if there has been a default in performance or fulfillment of any such duties, responsibilities, or obligations, specifying the nature and status of each default known to the Servicer Officer.

Mario R. Fegan Jr., Vice President - Master Servicing